Form 10-K
ADVANTA MORTGAGE LOAN TRUST 2000 2
filed 2001-03-30
CIK 1122131

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2000

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number '333-92669-03

ADVANTA Mortgage Loan Trust 2000-2

New York                      Pending         Pending
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$607,171,267.0Series 2000-2

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 2000-2, (the "Trust" or "Issuer") is a New York common law trust established as of August 1, 2000;
pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $649,728,000.00 principal amount of ADVANTA Mortgage Loan Asset-Backed Certificates, Series 2000-1, Class A-1, Class A-2, Class A-3, Class A-4
Class A-5, Class A-6, (the "Certificates") and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On August 1, 2000, the Sponsor sold
$649,728,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was co-managed by Bear, Stearns & Co. Inc, Morgan Stanley & Co. Inc.,
Prudential Securities. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-92669) on Form S-3 declared effective on April 1, 2000.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 5, 2001, there were approximately 1 holder of the Class A-1 Certificates, 22 holder of the Class A-2 Certificates, 23 holders of the Class A-3 Certificates, 11 holders of the Class A-4 Certificates, 4 holders of the Class A-5 Certificates, 16 holders of the Class A-6 Certificates.
The number of holders includes individua; participants in security position listings. As of December 26, 2000, 4 monthly distribution had been made to the holders of the Certificates.


ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On August 1, 2000 , the Issuer issued $258,839,000.00 aggregate principal amount of Class A-1 Certificates having a pass-thru rate of Libor + 0.14%, $54,646,000.00 aggregate principal amount of Class A-2 Certificates having a pass-thru rate of 7.61%, $123,250,000.00 aggregate principal amount of Class A-3 Certificates with a pass-thru rate 7.76%, $83,139,000 aggregate principal amount of Class A-4 Certificates having a pass-thru rate of 7.93%, $64,854,000.00 aggregate principal amount of Class A-5 Certificates having a pass-thru rate of 8.25%, $65,000,000.00 aggregate principal amount of Class A-6 Certificates having a pass-thru rate of 7.72%, which are collateralized by Mortgage Loans.

The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting for Class A-1, A-2, A-3, A-4, A-5, A-6, was co-managed by Bear Stearns & Co. Inc Morgan Stanley Dean Witter, and Prudential Securitiues been accounted for as a sale of the Certificates.
The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Mortgage Loan Certificates, Series 2000-2, Class A-1 ("Class A-1 Certificates"), Class A-2 ("Class A-2 Certificates"), Class A-3 ("Class A-3 Certificates"), Class A-4 ("Class A-4 Certificates"), Class A-5 ("Class A-5 Certificates"), Class A-6 ("Class A-6 Certificates"), (ii) the principal amount of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates and (iii) the precent that the principal amount of Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6 Certificates owned represents of the outstanding principal amount of the Class A-1, Class A-2, Class A-3
Class A-4, Class A-5, Class A-6 respectively.
The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates

Merrill Lynch, Pierce Fenner & Smith Safekeeping
Veronica E. O'Neill
4 Corporate Place
Piscataway, NJ 08855                         2         100.00%

Class A-2 Certificates

Allfirst Bank
Van Hna Naglieri
100 E. Pratt Street 17th Floor
Baltimore, MD 21202                                      6.40%

Bank of New York
Cecile Lamarco
925 Patterson Plank Road
Secaucus, NJ 07094                                      32.04%

Bankers Trust Company
John Lasher
648 Grassmere Park Drive
Nashville, TN 37211                                      7.76%

Brown Brothers Harriman & Co.
Robert Davide
63 Wall Street, 8th Floor
New York, NY 10005                                       16.54

Chase Manhattan Bank
Orma Trim
4 New York Plaza
New York, NY 10004                                       6.29%

Fund - Phila. Main
Diane Gallagher
123 South Broad Street
Philadelphia, PA 19109                                   5.39%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
No. Quincy, MA 02171                                    17.88%

Class A-3 Certificates

Bank of New York
Cecile Lamarco
925 Patterson Plank Road
Secaucus, NJ 07094                                       9.53%

Bankers Trust Company
John Lasher
648 Grassmere Park Road
Nashville, TN 37211                                     14.92%

Chase Manhattan Bank
Orma Trim
4 New York Plaza
New York, NY 10004                                       8.68%

Northern Trust Company
Jarvis A. McKee
801 S. Canal C-In
Chicago, IL 60607                                        9.57%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171                                    46.20%

Class A-4 Certificates

Bankers Trust Company
John Lasher
648 Grassmere Park Road
Nashville, TN 37211                                      8.41%

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                    13.16%

Investors Bank & Trust Company
Alice Day
200 Clarendon Street
Boston, MA 02116                                        35.55%

Morgan Stanley & Co. Incorporated
Victor Reich
One Pierrepont Plaza
7th Floor
Brooklyn, NY 11201                                      21.65%

Mercantile Safe Deposit & Trust Securities Lending
Debra Bishop
770 Old Hammond Ferry Road
Linthicum, MD 21090                                      6.01%

Northern Trust Company
Jarvis A. McKee
801 S. Canal C-In
Chicago, IL 60607                                        6.25%

Class A-5 Certificates

Chase Bank of Texas, N.A.
Debbie Lorenzo
P. O. Box 2558
Houston, TX 77252                                        7.71%

Chase Manhattan Bank
Orma Trim
4 New York Plaza
New York, NY 10004                                      10.33%

Citibank, N.A.
Marta Hoosain
3800 Citicorp Center Tampa
Tampa, FL 33610-9122                                    15.42%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
No. Quincy, MA 02171                                    66.54%

Class A-6 Certificates

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                    41.40%

Chase Manhattan Bank
Orma Trim
4 New York Plaza
New York, NY 10004                                      14.77%

Citibank, N.A.
Marta Hoosain
3800 Citicorp Center Tampa
Tampa, FL 33610-9122                                     5.00%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
No. Quincy, MA 02171                                    26.07%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of August 1,
2000, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 2000, and mail such statement to the Certificateholders on or before the last day of March, 2001 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 2001. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 26, 2000, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 2000.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 26, 2000.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September
1, 1998.

(b)    Reports on Form 8-K.
              Seven reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed




              September 25, 20Monthly Report for the August 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-2, Certificates Class A, issued by the ADVANTA Mortgage
                              Loan Trust 2000-2.

              October 25, 2000Monthly Report for the September 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-2, Certificates Class A, issued by the ADVANTA Mortgage
                              Loan Trust 2000-2.

              November 27, 200Monthly Report for the October 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-2, Certificates Class A, issued by the ADVANTA Mortgage
                              Loan Trust 2000-2.

              December 26, 200Monthly Report for the November 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-2, Certificates Class A, issued by the ADVANTA Mortgage
                              Loan Trust 2000-2.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 2000-2
                 Registrant


BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage



March 30, 2001


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 2000

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance
                              with Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 26,
                              2000

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September 1, 1998.

                                              EXHIBIT 28.1
March 28, 2001

Bankers Trust Company
Attention:  James F. Noriega
1761 East St. Andrew Place
Santa Ana, CA 92705-4934


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
August 1, 2000, relating to ADVANTA Mortgage Loan Trust 2000-2, I,
H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President


HJB/lp

cc:     Mr. James L. Shreero
         Ms. Denise Desrosiers, Esq.

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000.  Management is responsible for Advanta
Mortgage Corp. USA's compliance with minimum servicing standards and for maintaining a fidelity bond and errors and omission policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
March 27, 2001

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 2000, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.


BY;      /s/ H. John Berens                   BY;      /s/ James L. Shreero
              H. John Berens                                  James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing Officer                          and Chief Financial
                                                              Officer

                                              EXHIBIT 28.4

              ADVANTA Mortgage Loan Trust 2000-2

                         Statement to Certificateholders

Distribution in Dollars - Current Period
                                   Prior
                   Class         Original        Principal                                        Total
    Class           Type         Face Value       Balance        Interest       Principal     Distribution
A-1                 FLT           258,839,000.    237,962,551.      1,295,359        7,202,89      8,498,249
A-2                 SEQ             54,646,000      54,646,000         346,54                         346,54
A-3                 SEQ           123,250,000.    123,250,000.         797,016.67                     797,01
A-4                 STEP            83,139,000      83,139,000         549,410.23                     549,41
A-5                 STEP            64,854,000      64,854,000         445,871.25                     445,87
A-6                 STEP            65,000,000      65,000,000         418,166.67                     418,16
B
BS
R-II                 R                                                              -


Totals                            649,728,000.    628,851,551.      3,852,370        7,202,89    11,055,260.

                                                  Current
                  Realized        Deferred       Principal
    Class          Losses         Interest        Balance
A-1                                               230,759,661.07
A-2                                                 54,646,000.00
A-3                                               123,250,000.00
A-4                                                 83,139,000.00
A-5                                                 64,854,000.00
A-6                                                 65,000,000.00
B                                                                     -
BS                                                                    -
R-II                                                                  -


Totals                                            621,648,661.07

Interest Accrual Detail       Current Period Factor Information per $1,000 of Original Face

                                                                             Orig. Principal      Prior
                   Period         Period                                     (with Notional)    Principal
    Class         Starting         Ending          Method          Cusip         Balance         Balance
A-1                                                A-Act/360       00755WHL3     258,839,000.        919.345
A-2                                                 F-30/360       00755WHM1       54,646,000     1,000.0000
A-3                                                 F-30/360       00755WHN9     123,250,000.     1,000.0000
A-4                                                 A-30/360       00755WHP4       83,139,000     1,000.0000
A-5                                                 A-30/360       00755WHQ2       64,854,000     1,000.0000
A-6                                                 A-30/360       00755WHR0       65,000,000     1,000.0000
B                                                                     -
BS                                                                    -
R-II                                                                  -

                                                                  Current
                                                   Total         Principal
    Class         Interest       Principal      Distribution      Balance
A-1                        5.0            27.8            32.8        891.518129
A-2                        6.3                             6.3     1,000.000000
A-3                        6.4                             6.4     1,000.000000
A-4                        6.6                             6.6     1,000.000000
A-5                        6.8                             6.8     1,000.000000
A-6                        6.4                             6.4     1,000.000000
B
BS
R-II

Distribution in Dollars - To Date
                 Original                       Unscheduled      Scheduled        Total          Total
    Class        Face Value       Interest       Principal       Principal      Principal     Distribution
A-1               258,839,000.        5,912,18      26,424,889      1,654,449      28,079,338    33,991,523.
A-2                 54,646,000        1,386,18                                                     1,386,186
A-3               123,250,000.        3,188,06                                                     3,188,066
A-4                 83,139,000        2,197,64                                                     2,197,640
A-5                 64,854,000        1,783,48                                                     1,783,485
A-6                 65,000,000        1,672,66                                                     1,672,666
B
BS
R-II

Totals            649,728,000.      16,140,230      26,424,889      1,654,449      28,079,338    44,219,569.

                                                  Current
                  Realized        Deferred       Principal
    Class          Losses         Interest        Balance
A-1                                               230,759,661.07
A-2                                                 54,646,000.00
A-3                                               123,250,000.00
A-4                                                 83,139,000.00
A-5                                                 64,854,000.00
A-6                                                 65,000,000.00
B                                                                     -
BS                                                                    -
R-II                                                                  -

Totals                                            621,648,661.07

Interest Detail
                    Pass      Prior Principal                      Non-           Prior        Unscheduled
                  Through     (with Notional)     Accrued        Supported        Unpaid        Interest
    Class           Rate          Balance         Interest      Interest SF      Interest      Adjustments
A-1                   6.75750%    237,962,551.        1,295,35
A-2                   7.61000%      54,646,000           346,5
A-3                   7.76000%    123,250,000.           797,0
A-4                   7.93000%      83,139,000           549,4
A-5                   8.25000%      64,854,000           445,8
A-6                   7.72000%      65,000,000           418,1
B
BS
R-II

Totals                            628,851,551.        3,852,37

                                  Paid or         Current
                  Optimal         Deferred         Unpaid
    Class         Interest        Interest        Interest
A-1                   1,295,35        1,295,35                        -
A-2                      346,5           346,5                        -
A-3                      797,0           797,0                        -
A-4                      549,4           549,4                        -
A-5                      445,8           445,8                        -
A-6                      418,1           418,1                        -
B                                                                     -
BS                                                                    -
R-II                                                                  -

Totals                3,852,37        3,852,37                        -

Collection Account Report
SUMMARY                                                                                           TOTAL
Principal Collections                                                                              5,675,785
Principal Withdrawals
Principal Other Accounts
TOTAL PRINCIPAL                                                                                    5,675,785

Interest Collected                                                                                 5,523,717
Interest Withdrawals                                                                                       (
Interest Other Accounts: Prepayment Penalties                                                         172,01
Interest Fees                                                                                        (315,69
TOTAL INTEREST                                                                                 5,379,474.76

TOTAL AVAILABLE TO CERTIFICATEHOLDERS                                                            11,055,260.

PRINCIPAL-COLLECTIONS                                                                             TOTAL
Scheduled Principal                                                                              405,559.15
Curtailments                                                                                     190,849.43
Prepayments In Full                                                                            5,079,377.38
Repurchased Principal Amounts                                                                          0.00
Substitution Principal Accounts                                                                        0.00
Liquidations                                                                                           0.00
Insurance Principal                                                                                    0.00
Other Principal                                                                                        0.00
Total Realized Loss of Principal                                                                       0.00

TOTAL PRINCIPAL COLLECTED                                                                          5,675,785

Collection Account Report
PRINCIPAL - WITHDRAWALS                                                                           TOTAL

SPACE INTENTIONALLY LEFT BLANK

PRINCIPAL - OTHER ACCOUNTS                                                                        TOTAL

SPACE INTENTIONALLY LEFT BLANK

INTEREST - COLLECTIONS                                                                            TOTAL
Scheduled Interest                                                                             5,587,253.23
Repurchase Interest                                                                                    0.00
Substitution Interest Amount                                                                           0.00
Liquidation Interest                                                                                   0.00
Insurance Interest                                                                                     0.00
Other Interest                                                                                         0.00

Delinquent Interest                                                                           (1,400,066.35)
Interest Advanced                                                                              1,336,531.11
Prepayment Interest Shortfalls                                                                    (5,478.20)
Compensating Interest                                                                              5,478.20
Civil Relief Act Shortfalls                                                                            0.00

TOTAL INTEREST COLLECTED                                                                       5,523,717.99

Collection Account Report
INTEREST - WITHDRAWLS                                                                             TOTAL
Current Nonrecoverable Advances
Reimbursement of Delinquency/Servicing Advances

TOTAL INTEREST WITHDRAWALS

INTEREST - OTHER ACCOUNTS                                                                         TOTAL

SPACE INTENTIONALLY LEFT BLANK


INTEREST - FEES                                                                                   TOTAL
Current Servicing Fees                                                                           202,905.44
Trustee Fee Amount                                                                                 3,996.61
Insurance Premium Amount                                                                         108,788.52

TOTAL FEES                                                                                       315,690.57

Credit Enhancement Report
ACCOUNTS                                                                                          TOTAL

 SPACE INTENTIONALLY LEFT BLANK

INSURANCE                                                                                         TOTAL

Total Insured Payments                                                                                 0.00

STRUCTURAL FEATURES                                                                               TOTAL
Specified Overcollateralization Amount                                                        25,595,551.41
Current Overcollateralization Amount                                                          12,133,179.40
Overcollateralization Deficiency Amount                                                       14,989,476.18
Overcollateralization Deficit Amount                                                                   0.00
Overcollateralization Increase Amount                                                          1,527,104.17
Overcollateralization Reduction Amount                                                                 0.00

Components of change in Overcollateralization*
Excess Interest generated by Pool                                                              1,527,104.17

TOTAL                                                                                          1,527,104.17

Collateral Report
COLLATERAL                                                                                        TOTAL
Loan Count:
Original                                                                                               7,895
Prior                                                                                                  7,705
Prefunding                                                                                                 0
Scheduled Paid Offs                                                                                        0
Full Voluntary Prepayments                                                                              (71)
Repurchases                                                                                                0
Liquidations                                                                                              0
Current                                                                                               7,634


Principal Balance:
Original                                                                                     656,296,189.92
Prior                                                                                        639,457,626.43
Prefunding                                                                                             0.00
Scheduled Principal                                                                             (405,559.15)
Partial and Full Voluntary Prepayments                                                        (5,270,226.81)
Repurchases
Liquidations
Current                                                                                      633,781,840.47

PREFUNDING                                                      ADJUSTABLE        FIXED           TOTAL


 SPACE INTENTIONALLY LEFT BLANK



CHARACTERISTICS                                                                                   TOTAL
Weighted Average Coupon Original                                                                  10.490126%
Weighted Average Coupon Prior                                                                     10.489932%
Weighted Average Coupon Current                                                                   10.484985%
Weighted Average Months to Maturity Original                                                            223
Weighted Average Months to Maturity Prior                                                                221
Weighted Average Months to Maturity Current                                                              220
Weighted Avg Remaining Amortization Term Original                                                        332
Weighted Avg Remaining Amortization Term Prior                                                           330
Weighted Avg Remaining Amortization Term Current                                                         329
Weighted Average Seasoning Original                                                                     8.87
Weighted Average Seasoning Prior                                                                       10.81
Weighted Average Seasoning Current                                                                     11.78

ARM CHARACTERISTICS                                                                               TOTAL
Weighted Average Margin Original                                                                      0.000%
Weighted Average Coupon Prior                                                                         0.000%
Weighted Average Coupon Current                                                                       0.000%
Weighted Average Max Rate Original                                                                   10.490%
Weighted Average Max Rate Prior                                                                      10.490%
Weighted Average Max Rate Current                                                                    10.485%
Weighted Average Min Rate Original                                                                    9.983%
Weighted Average Min Rate Prior                                                                       9.982%
Weighted Average Min Rate Current                                                                     9.977%
Weighted Average Cap Up Original                                                                      0.000%
Weighted Average Cap Up Prior                                                                         0.000%
Weighted Average Cap Up Current                                                                       0.000%
Weighted Average Cap Down Original                                                                    0.000%
Weighted Average Cap Down Prior                                                                       0.000%
Weighted Average Cap Down Current                                                                     0.000%

SERVICING FEES / ADVANCES                                                                         TOTAL
Current Servicing Fees                                                                            202,905.44
Delinquent Servicing Fees                                                                          63,535.24
TOTAL SERVICING FEES                                                                              266,440.68

Total Servicing Fees                                                                             266,440.68
Compensating Interest                                                                             (5,478.20)
Delinquent Servicing Fees                                                                        (63,535.24)
COLLECTED SERVICING FEES                                                                         197,427.24

Prepayment Interest Shortfall                                                                       5,478.20

Total Advanced Interest                                                                         1,336,531.11

Current Nonrecoverable Advances                                                                       567.12

Unreimbursed Advances paid to Servicer this period                                                      0.00

ADDITIONAL COLLATERAL INFORMATION                                                                 TOTAL

Weighted Average Coupon Net                                                                       10.479187%

Delinquency Report - Total
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                               21,474,272      7,263,600           874,8    29,612,702.
              % Balance                                  3.39%          1.15%           0.14%          4.68%
              # Loans                                     297             89               13            399
              % # Loans                                  3.89%          1.17%           0.17%          5.23%
FORECLOSURE   Balance                                                  670,64      11,151,194    11,821,841.
              % Balance                  0.00%           0.00%          0.11%           1.76%          1.87%
              # Loans
              % # Loans                  0.00%           0.00%          0.16%           1.79%          1.95%
BANKRUPTCY    Balance                 1,857,93           455,8         475,48        2,087,88      4,877,149
              % Balance                  0.29%           0.07%          0.08%           0.33%          0.77%
              # Loans                       22                                                            57
              % # Loans                  0.29%           0.07%          0.08%           0.31%          0.75%
REO           Balance
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                 1,857,93      21,930,112      8,409,735      14,113,907    46,311,693.
              % Balance                  0.29%           3.46%          1.34%           2.23%          7.32%
              # Loans
              % # Loans                  0.29%           3.96%          1.41%           2.27%          7.93%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Prepayment Report - Voluntary Prepayments
VOLUNTARY PREPAYMENTS                                                                             TOTAL
Current
Number of Paid in Full Loans                                                                             71
Number of Repurchased Loans
Total Number of Loans Prepaid in Full                                                                    71

Paid in Full Balance                                                                               5,079,377
Repurchased Loan Balance
Curtailments Amount                                                                              190,849.43
Total Prepayment Amount                                                                            5,270,226

Cumulative
Number of Paid in Full Loans                                                                            259
Number of Repurchased Loans                                                                               0
Total Number of Loans Prepaid in Full                                                                   259

Paid in Full Balance                                                                             20,176,443.
Repurchased Loan Balance
Curtailments Amount                                                                              425,577.68
Total Prepayment Amount                                                                          20,602,021.

Prepayment Report - Voluntary Prepayments
VOLUNTARY PREPAYMENTS RATES                                                                       TOTAL
SMM                                                                                                    0.82%
3 Months Avg SMM                                                                                       0.87%
12 Months Avg SMM
Avg SMM Since Cut-off                                                                                  0.80%

CPR                                                                                                    9.46%
3 Months Avg CPR                                                                                      10.00%
12 Months Avg CPR
Avg CPR Since Cut-off                                                                                  9.14%

PSA                                                                                                  401.51%
3 Months Avg PSA Approximation                                                                       462.41%
12 Months Avg PSA Approximation
Avg PSA Since Cut-off Approximation                                                                  442.61%

Realized Loss Report - Collateral
COLLATERAL REALIZED LOSSES                                                                        TOTAL
Current
Number of Loans Liquidated                                                                                 0
Collateral Realized Loss/Gain Amount
Net Liquidation Proceeds

Cumulative
Number of Loans Liquidated                                                                                 2
Collateral Realized Loss/Gain Amount                                                                    37,8
Net Liquidation Proceeds                                                                              220,05

Note: Collateral realized losses may include adjustments to loans liquidated in prior periods

Realized Loss Report - Collateral
DEFAULT SPEEDS                                                                                    TOTAL
MDR                                                                                                    0.00%
3 Months Avg MDR                                                                                       0.01%
12 Months Avg MDR
Avg MDR Since Cut-off                                                                                  0.01%

CDR                                                                                                    0.00%
3 Months Avg CDR                                                                                       0.08%
12 Months Avg CDR
Avg CDR Since Cut-off                                                                                  0.12%

SDA                                                                                                    0.00%
3 Months Avg SDA                                                                                       0.37%
12 Months Avg SDA
Avg SDA Since Cut-off                                                                                  0.57%

Loss Serverity Approximation for Current Period                                                        0.00%
3 Months Avg Loss Severity Approximation                                                              19.58%
12 Months Avg Loss Severity Approximation
Avg Loss Severity Approximation Since Cut-off                                                         14.63%

Triggers, Adj. Rate Cert. And Miscellaneous Report
TRIGGER EVENTS                                                                                    TOTAL
Has Servicer Termination Loss Trigger occurred                                                           No

ADJUSTABLE RATE CERTIFICATE INFORMATION                                                           TOTAL
Next Pass-Through Rates for Adjustable Rate Certificate
Class A-1                                                                                          6.787500%
Class A-5                                                                                          8.250000%
Class A-6                                                                                          7.720000%

ADDITIONAL INFORMATION                                                                            TOTAL
SUPPLEMENTAL INTEREST ACCOUNT

Supplemental Interest Amount                                                                            0.00
Supplemental Interest Shortfall Carry-Forward Amount                                                    0.00
Supplemental Interest Shortfall Amount                                                                  0.00
Deposite to Supp Int Acct (Class B Distribution*)                                                       0.00
Payment to Supplemental Interest Right                                                                  0.00
Payment to Class BS                                                                                     0.00
Supplemental Interest Account Ending Balance                                                            0.00